Form 10-Q
period 2009-04-30
China Timber Work Enterprises Inc.
filed 2009-06-11
CIK 1445188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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
Yes ☒ No 

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 9, 2009:  100,000 shares of Common Stock.

CHINA TIMER WORK ENTERPRISE INC.

FORM 10-Q
April 30, 2009
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

China Timer Work Enterprise Inc.

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

The results for the period ended April 30, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10 filed with the Securities and Exchange Commission for the period ended July 31, 2008.

China Timer Work Enterprise Inc.
 (A Development Stage Company)
Balance Sheets

	April 30, 2009	July 31, 2008
	(Unaudited)	(Audited)

Liabilities and Stockholder’s Equity (Deficit)

Current Liabilities
Accounts payable	$367	$13,800
Loan payable – related party	20,896	-
	21,263	13,800

Stockholder’s Deficit:
Preferred stock ( $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ( $0.00001 par value, 500,000,000 shares authorized, 100,000 shares issued and outstanding)	1	1
Deficit accumulated during development stage	(21,264)	(13,801)

Total Stockholder’s Deficit	(21,263)	(13,800)

Total Liabilities and Stockholder’s Deficit	$-	$-

See accompanying notes to financial statements

China Timber Work Enterprise Inc.
 (A Development Stage Company)
Statements of Operations

			Cumulative
			From
			July 28,
	Three Months Ended April 30, 2009	Nine months Ended April 30, 2009	2008 (Inception) to April 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses
General and administrative	993	7,463	21,264
Total operating expenses	993	7,463	21,264

Net loss	(993)	(7,463)	(21,264)

Net loss per share – basic and diluted	(0.01)	(0.07)	(0.21)

Weighted average number of shares outstanding
during the period – basic and diluted	100,000	100,000	100,000

See accompanying notes to financial statements

China Timber Work Enterprise Inc.
 (A Development Stage Company)
Statement of Changes in Stockholder's Deficit
For the Period from July 28, 2008 (inception) to April 30, 2009

			Deficit
	Common Stock		Accumulated during	Total
	Shares	Amount	Development Stage	Stockholder's Deficit

Common stock issued for compensation - founder - ($0.00001/share)	100,000	$1	$-	$1

Net loss from July 28, 2008 (inception date) to July 31, 2008	-	-	(13,801)	(13,801)

Balance July 31, 2008	100,000	$1	$(13,801)	$(13,800)

Net loss from August 1, 2008 to April 30, 2009	-	-	(7,463)	(7,463)
Balance April 30, 2009	100,000	$1	$(21,264)	$(21,263)

See accompanying notes to financial statements

China Timber Work Enterprise Inc.
 (A Development Stage Company)
Statement of Cash Flows

	Nine months Ended April 30, 2009	Cumulative From July 28, 2008 (Inception) to April 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,463)	$(21,264)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock issued for compensation - founder	-	1
Changes in operating assets and liabilities:
Increase in accounts payable	367	367
Net Cash Used In Operating Activities	(7,096)	(20,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable - related party	7,096	20,896
Net Cash Provided By Financing Activities	7,096	20,896

Net Increase in Cash	-	-

Cash - Beginning of Period	-	-

Cash - End of Period	-	$-

See accompanying notes to financial statements

China Timber Work Enterprise Inc.
 (A Development Stage Company)
Notes to Financial Statements
April 30, 2009

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At April 30, 2009, there were no balances that exceeded the federally insured limit.

Earnings per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At April 30, 2009, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been be anti-dilutive due to the Company’s net loss.

China Timber Work Enterprise Inc.
 (A Development Stage Company)
Notes to Financial Statements
April 30, 2009

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

Segment information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During the period from date of incorporation until April 30, 2009, the Company only operated in one segment; therefore, segment information has not been presented.

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

China Timber Work Enterprise Inc.
 (A Development Stage Company)
Notes to Financial Statements
April 30, 2009

We adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At April 30, 2009, we did not record any liabilities for uncertain tax position.

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

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, "Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities" ("FSP EITF No. 03-6-1"). Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

China Timber Work Enterprise Inc.
 (A Development Stage Company)
Notes to Financial Statements
April 30, 2009

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $7,463 and net cash used in operations of $7,096 for the period ended April 30, 2009; and a working capital deficit of $21,263, deficit accumulated during the development stage of $21,264 and a stockholder’s deficit of $21,263 at April 30, 2009.  In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and to continue to raise funds through debt or equity raises.  The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 Loan Payable – Related Party

During the period ended April 30, 2009, the Company’s stockholder loaned the Company $20,896. These advances are non-interest bearing, unsecured and due on demand.

Note 4 Stockholder’s Deficit

During the period ended April 30, 2009, the Company issued 100,000 shares of common stock to its founder, having a fair value of $1 ($0.00001/share), for pre-incorporation services.

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

The Company has a net operating loss carryforward for tax purposes totaling $21,264 at April 30, 2009, expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at April 30, 2009 are as follows:

Gross deferred tax assets:
Net operating loss carryforwards	$7,229
Total deferred tax assets	7,229
Less: valuation allowance	(7,229)
Net deferred tax asset recorded	$-

The valuation allowance at January 31, 2009 was $6,892. The net change in valuation allowance during the period ended April 30, 2009, was an increase of $337.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2009.

 China Timber Work Enterprise Inc.
 (A Development Stage Company)
Notes to Financial Statements
April 30, 2009

The actual tax benefit differs from the expected tax benefit for the period ended April 30, 2009 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

Expected tax expense (benefit) - Federal	$(7,229)
Change in valuation allowance	7,229
Actual tax expense (benefit)	$-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Liquidity and Capital Resources

As of April 30, 2009, the Company’s current liabilities totaled $21,263, comprised exclusively of monies due to stockholders. The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended April 30, 2009	Cumulative Period from July 28, 2008 (Inception) to April 30, 2009
Net Cash (Used in) Operating Activities	$(7,096)	$(20,896)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$7,096	$20,896
Net Increase in Cash and Cash Equivalents	$-	$-

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

 Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 28, 2008 (Inception) to April 30, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. For the period ended from July 28, 2008 (Inception) to April 30, 2009, the Company had a net loss of $21,264 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the filling of the Company’s Registration Statement on Form 10-SB and other related documents. For the nine months ending April 30, 2009, the Company had no activities that produced revenues from operations.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine For the period ended from July 28, 2008 (Inception) to April 30, 2009, the Company had a net loss of $21,264 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the filling of the Company’s Registration Statement on Form 10-SB and other related documents.

For the nine months ending April 30, 2009, the Company had no activities that produced revenues from operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

CHINA TIMBER WORK ENTERPRISES, INC.

Date: June 9, 2009	By:	/s/ Wong Wa Kei Anthony
Wong Wa Kei Anthony
President, Secretary, Chief Financial Officer and Director